Form 10KSB
period 2004-12-31
WALNUT VALLEY VENTURES INC
filed 2005-06-15
CIK 1101923

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2004

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from To


Commission file number         0-29153
                       ---------------------------------------------------------

                         WALNUT VALLEY MANAGEMENT CORP.
                         ------------------------------
                 (Name of small business issuer in its charter)

           Wyoming                                 86-0970140
------------------------------                -------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                 Identification No.)

               2920 N. Swan Road, Suite 206, Tucson, Arizona 85712
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)


                                                 (Former address)


Issuer's telephone number                      (520) 977-9654
                                              ---------------

Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act:

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

         At April 19, 2005, the aggregate market value of all shares of voting stock held by non- affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of April 19, 2005, was as follows: Common Stock $.001 par value, 1,000,000 shares.

Total revenues for fiscal year ended December 31, 2004: $0

At April 19, 2005, the number of shares of common stock outstanding was 1,000,000.


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

Item 8A.          Controls and Procedures........................................................................10

Item 8B.          Other Information..............................................................................10

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

Results of Operations - During the period from October 20, 1999 through December 31, 2004, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

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

LIQUIDITY AND FINANCIAL RESOURCES

         The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2004, reflects a current asset value of $0.00, and a total asset value of $0.00.

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

                        ITEM 8A. CONTROLS AND PROCEDURES


         We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

         Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-KSB, the principal executive officer and principal financial officer of Walnut Valley Ventures, Inc. have concluded that Walnut Valley Ventures, Inc. disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         There were no significant changes in Walnut Valley Ventures, Inc. internal control over financial reporting during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

                           ITEM 8B. OTHER INFORMATION


None
                                    PART III


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

Director's   Name                 Age                    Office                            Term Expires
Daniel L. Hodges                  40             President and Director                 next annual meeting

DANIEL L. HODGES: Mr. Hodges has been president and director of Solomon Consulting Corp. which specializes in corporate and securities consulting since 1995. He has owned and operated an industrial manufacturing company, "APRI, Inc." since 1998. He is currently on the board of directors of two charitable organizations as well as over 10 for-profit corporations. Within the past year, several companies that maintain a public trading status have had Mr. Hodges as a director including: Avartarra.com (symbol: AVAR), Landstar, Inc. (LDSR), and Hyaton Company, Inc. (HYTN). Mr. Hodges received his B.S. from Thomas A. Edison State College in Trenton, New Jersey. He is also a graduate of the U.S. Air Force Undergraduate Pilot Training program and is currently the rank of Captain as an officer in the Air National Guard.

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

                ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,000,000 shares of issued and outstanding Common Stock of the Company as of December 31, 2004 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

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

1.       Financial Statements                                          Page

Robison, Hill & Co.'s Independent Auditor's Report                    F - 1

Balance Sheets
  December 31, 2004 and 2003                                          F - 2

Statements of Operations for the
  Years Ended December 31, 2004 and 2003                              F - 3

Statement of Stockholders' Equity
 Since January 24, 1997 (inception) to December 31, 2004              F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2004 and 2003                              F - 5

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

(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated January 26, 2000.





                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2004 and 2003:

                          Service                               2004                      2003
               ------------------------------          ----------------------     ---------------------
               Audit Fees                              $                8,900     $                   -
               Audit-Related Fees                                           -                         -
               Tax Fees                                                   100                         -
               All Other Fees                                               -                         -
                                                       ----------------------     ---------------------
               Total                                   $                9,000     $                   -
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

                         WALNUT VALLEY MANAGEMENT CORP.
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           December 31, 2004 AND 2003

                                    CONTENTS


                                                                      Page

Independent Auditor's Report...........................................F - 1

Balance Sheets
  December 31, 2004 and 2003...........................................F - 2

Statements of Operations for the
  Years Ended December 31, 2004 and 2003...............................F - 3

Statement of Stockholders' Equity
 Since January 24, 1997 (inception) to December 31, 2004...............F - 4

Statements of Cash Flows for the
  Years Ended December 31, 2004 and 2003...............................F - 5

Notes to Financial Statements..........................................F - 6

                          INDEPENDENT AUDITOR'S REPORT


Walnut Valley Ventures, Inc.
(A Development Stage Company)

         We have audited the accompanying balance sheets of Walnut Valley Ventures, Inc. (a development stage company) as of December 31, 2004 and 2003, and the related statements of operations, and cash flows for the two years ended December 31, 2004, and the statement of stockholders' equity from January 24, 1997 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Walnut Valley Ventures, Inc. (a development stage company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the two years ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America..

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


                                                    Respectfully submitted


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
April 19, 2005

                                          WALNUT VALLEY MANAGEMENT CORP.
                                           (A Development Stage Company)
                                                  BALANCE SHEETS


                                                                                          December 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Assets:                                                                      $                -  $                -
                                                                             ==================  ==================

Liabilities - Accounts Payable                                               $            9,368  $              268
                                                                             ------------------  ------------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at December 31,
    2004 and 2003                                                                         1,000               1,000
  Paid-In Capital                                                                         3,588               3,588
  Retained Deficit                                                                       (1,050)             (1,050)
  Deficit Accumulated During the
    Development Stage                                                                   (12,906)             (3,806)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (9,368)               (268)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $                -  $                -
                                                                             ==================  ==================

















                    The accompanying notes are an integral part of these financial statements.

                         WALNUT VALLEY MANAGEMENT CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                   Cumulative
                                                                                      since
                                                                                   October 20,
                                                                                      1999
                                                 For the year ended               inception of
                                                    December 31,                   development
                                        -------------------------------------
                                               2004               2003                stage
                                        ------------------  -----------------   -----------------
Revenues:                               $                -  $               -   $               -

Expenses:                                            9,100                100              12,906
                                        ------------------  -----------------   -----------------

     Net Loss                           $           (9,100) $            (100)  $         (12,906)
                                        ==================  =================   =================

Basic & Diluted loss per share          $           (0.01)  $               -
                                        ==================  =================






















                    The accompanying notes are an integral part of these financial statements.

                         WALNUT VALLEY MANAGEMENT CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
             SINCE JANUARY 24, 1997 (INCEPTION) TO DECEMBER 31, 2004

                                                                                                             Deficit
                                                                                                            Accumulated
                                                                                                               Since
                                                                                                            October 20,
                                                                                                                1999
                                                                                                            inception of
                                                     Common Stock             Paid-In        Retained       Development
                                                Shares         Par Value      Capital         Deficit          Stage
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at January 24, 1997
(inception)                                               -  $            - $           -  $            - $                 -
November 4, 1997 Issuance of
Stock for Services and payment
 of Accounts Payable                              1,000,000          1,000             -               -                 -
Net Loss                                                  -              -             -          (1,000)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1997                      1,000,000          1,000             -          (1,000)
Net Loss                                                  -              -             -             (25)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1998                      1,000,000          1,000             -          (1,025)                -
Capital contributed by shareholder                        -              -            75               -                 -
Net Loss                                                  -              -             -             (25)                -
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 1999                      1,000,000          1,000            75          (1,050)                -
Capital contributed by shareholder                        -              -         3,513               -                 -
Net Loss                                                  -              -             -               -            (3,538)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2000                      1,000,000          1,000         3,588          (1,050)           (3,538)
Net Loss                                                  -              -             -               -               (68)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2001                      1,000,000          1,000         3,588          (1,050)           (3,606)
Net Loss                                                  -              -             -               -              (100)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2002                      1,000,000          1,000         3,588          (1,050)           (3,706)
Net Loss                                                  -              -             -               -              (100)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2003                      1,000,000          1,000         3,588          (1,050)           (3,806)
Net Loss                                                  -              -             -               -            (9,100)
                                            ---------------  -------------  ------------   -------------  ----------------
Balance at December 31, 2004                      1,000,000  $       1,000  $      3,588   $      (1,050) $        (12,906)
                                            ===============  =============  ============   =============  ================







                        The accompanying notes are an integral part of these financial statements.

                         WALNUT VALLEY MANAGEMENT CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                   since October
                                                                                                      20, 1999
                                                                   For the years ended              Inception of
                                                                      December 31,                  Development
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

                         WALNUT VALLEY MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 - NATURE OF OPERATIONS AND GOING CONCERN

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern." The Company has incurred net losses of approximately $9,100 and $100 for the year ended December 31, 2004 and 2003 respectively, has a liquidity problem, and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in finding a merger candidate and the pursuit of business opportunities.

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

Nature of Business

         The Company has no products or services as of December 31, 2004. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

                         WALNUT VALLEY MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                              Income              Shares             Per-Share
                                                           (Numerator)         (Denominator)           Amount
                                                                   For the year ended December 31, 2004
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
                                                        ==================  ===================  ==================

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for December 31, 2004 and 2003 and are thus not considered. There are no outstanding common stock equivalents at December 31, 2004 or 2003

                         WALNUT VALLEY MANAGEMENT CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 3 - INCOME TAXES

         As of December 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $14,000 that may be offset against future taxable income through 2024. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

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

NOTE 5 - COMMITMENTS

         As of December 31, 2004 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

                                                    SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                     Walnut Valley Ventures, Inc.

Dated: April 19, 2005
                                    By  /S/     Daniel L. Hodges
                                    --------------------------------------------
                                    Daniel L. Hodges
                                    President

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 19th day of April 2005.

Signatures & Title


/S/     Daniel L. Hodges
Daniel L. Hodges
President, Director
(Principal Executive Officer)